Form 10-K
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-90772

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated July 1, 2002, providing for the issuance of the Sequoia Mortgage Trust 8, Mortgage Pass-Through Certificates)

SEQUOIA RESIDENTIAL FUNDING, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2170972 (I.R.S. employer identification no.)

591 Redwood Highway Suite 3160 Mill Valley, CA (Address of principal executive offices)	94941 (Zip code)

(415) 381-1765
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)	None (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 8, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	7
PART IV	7
ITEM 14-CONTROLS AND PROCEDURES	7
ITEM 15-PRINCIPAL ACCOUNTANT FEES AND SERVICES	7
ITEM 16-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	7
SIGNATURES	9
CERTIFICATION	10
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	11
INDEX TO EXHIBITS	11

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 8 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were three holders of the Class 1A-1 Certificates, ten holders of the Class 1A-2 Certificates, twelve holders of the Class 2A Certificates, one holder of the Class 3A Certificate, one holder of the Class X-1 Certificate, one holder of the Class X-2A Certificate, one holder of the Class X-2B Certificate, one holder of the Class X-B Certificate, one holder of the Class B-1 Certificate, one holder of the Class B-2 Certificate, and one holder of the Class B-3 Certificate.

ITEM 6 — SELECTED FINANCIAL DATA

     Not Applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not Applicable.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     Not Applicable.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not Applicable.

ITEM 11 — EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Depositor is a Delaware corporation and indirect wholly-owned subsidiary of Redwood Trust, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.

     The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Class 1A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Boston Safe Deposit and Trust Company c/o Mellon Trust 525 William Penn Place Suite 3148 Pittsburgh, PA 15259	$15,000,000	30.00%

JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$15,000,000	30.00%

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$20,000,000	40.00%

Class 1A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

The Bank of New York One Wall Street New York, NY 10286	$3,173,000	5.16%

Boston Safe Deposit and Trust Company c/o Mellon Trust 525 William Penn Place Suite 3148 Pittsburgh, PA 15259	$24,690,000	40.12%

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

JPMorgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$23,000,000	37.42%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$5,285,000	8.60%

Class 2A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company Americas 648 Grassmere Park Road 8th Floor Nashville, TN 37211	$243,097,000	52.49%

HSBC Bank & Trust Company (Delaware), National Association 1201 Market Street Suite 100 Wilmington, DE 19801	$45,000,000	9.72%

JPMorgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$76,000,000	16.41%

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$72,100,000	15.57%

Class 3A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$49,973,000	100.00%

Class X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$111,468,000	100.00%

Class X-2A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$188,364,733	100.00%

Class X-2B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$274,732,267	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$9,069,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$9,069,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services Edgewood, NY 11717	$5,505,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services Edgewood, NY 11717	$3,886,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14 CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

ITEM 16 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between Redwood Trust, Inc. (“Redwood”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2001, as modified by the related Acknowledgements (the “Redwood/Morgan Servicing Agreement”).
99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.
99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).
99.4*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.
99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of the Mortgage Loan Flow Purchase, Sale & Servicing Agreement among Redwood Trust, Inc. (“Redwood”), Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), dated June 27, 2001, as modified by the related Acknowledgements (the “Redwood/Cendant Servicing Agreement”).

Exhibit No.	Description

99.6***	Report of Independent Accountant pursuant to Section 7.05 of the Redwood/Cendant Servicing Agreement.

(b)   Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED
October 1, 2002	Trustee’s Monthly Report for the September Distribution to Certificateholders
November 27, 2002	Report filing Amendment No. 1 to the Pooling and Servicing Agreement
December 23, 2002	Trustee’s Monthly Report for the October Distribution to Certificateholders
December 23, 2002	Trustee’s Monthly Report for the November Distribution to Certificateholders

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA MORTGAGE FUNDING, INC.

	By:	/s/ Harold F. Zagunis

	Name:	Harold F. Zagunis
	Title:	Chief Financial Officer, Treasurer and Secretary

Date: March 31, 2003.

CERTIFICATION

     I, Harold F. Zagunis, Chief Financial Officer, Treasurer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

     1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

     2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

     4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, and Cendant Mortgage Corporation, as Servicer.

Date: March 31, 2003

/s/ Harold F. Zagunis Signature Name: Harold F. Zagunis Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between Redwood Trust, Inc. (“Redwood”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2001, as modified by the related Acknowledgements (the “Redwood/Morgan Servicing Agreement”).

99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among Redwood Trust, Inc. (“Redwood”), Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), dated June 27, 2001, as modified by the related Acknowledgements (the “Redwood/Cendant Servicing Agreement”).

99.6***	Report of Independent Accountant pursuant to Section 7.05 of the Redwood/Cendant Servicing Agreement.

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.