Form 10-K/A
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from      to      .

Commission File Number: 333-22681

SEQUOIA MORTGAGE FUNDING CORPORATION (as Depositor of Sequoia Mortgage Funding Company 2002-A, the Issuer of Collateralized MBS Funding Bonds under an Indenture dated as of April 1, 2002)

SEQUOIA MORTGAGE FUNDING CORPORATION

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1771827 (I.R.S. employer identification no.)

591 Redwood Highway Suite 3120 Mill Valley, CA (Address of principal executive offices)	94941 (Zip code)

(415) 381-1765
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)	None (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA MORTGAGE FUNDING CORPORATION
SEQUOIA MORTGAGE FUNDING COMPANY 2002-A, COLLATERALIZED MBS FUNDING BONDS

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
PART IV	4
ITEM 14-CONTROLS AND PROCEDURES	4
ITEM 15-PRINCIPAL ACCOUNTANT FEES AND SERVICES	4
ITEM 16-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	4
SIGNATURES	5
CERTIFICATION	6
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	7
INDEX TO EXHIBITS	7

PART I

ITEM 1 — BUSINESS

      Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Mortgage Funding Corporation (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Collateralized MBS Funding Bonds, the Sequoia Mortgage Funding Company 2002-A (the “Trust); the Servicing Agreements; the Indenture; the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Bonds.

     The Bonds issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Bonds. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were fewer than 300 combined holders of the Class A-1 Bonds and the Class A-2 Bonds.

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

     Not Applicable.

ITEM 11 — EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Depositor is a Delaware corporation and a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. The Trust is a Delaware statutory trust wholly-owned by the Depositor.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14 CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

ITEM 16 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1*	Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

October 18, 2002	Trustee’s Monthly Report for the September Distribution to Bondholders

December 23, 2002	Trustee’s Monthly Report for the October Distribution to Bondholders

December 23, 2002	Trustee’s Monthly Report for the November Distribution to Bondholders

*	The document is not due to be delivered until April 30, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA MORTGAGE FUNDING CORPORATION,

	By:	/s/ Harold F. Zagunis

	Name:	Harold F. Zagunis
	Title:	Chief Financial Officer, Treasurer and Secretary

Date: March 31, 2003.

CERTIFICATION

     I, Harold F. Zagunis, Chief Financial Officer, Treasurer and Secretary of Sequoia Mortgage Funding Corporation, a Delaware corporation, hereby certify that:

     1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Bonds for periods included in the year covered by this annual report, of Sequoia Mortgage Funding Corporation;

     2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the indenture, for inclusion in these reports is included in these reports;

     4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the indenture, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the indenture, that is included in these reports.

Date: March 31, 2003

/s/ Harold F. Zagunis Signature Name: Harold F. Zagunis Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Bondholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1*	Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.

*	The document is not due to be delivered until April 30, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.