Form 10-K/A
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from      to      .

Commission File Number: 333-90772

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated August 1, 2002, providing for the issuance of the Sequoia Mortgage Trust 9, Mortgage Pass-Through Certificates)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 9, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
PART IV	6
ITEM 14-CONTROLS AND PROCEDURES	6
ITEM 15-PRINCIPAL ACCOUNTANT FEES AND SERVICES	6
ITEM 16-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6
SIGNATURES	8
CERTIFICATION	9
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	10
INDEX TO EXHIBITS	10

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 9 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were four holders of the Class 1A Certificates, eight holders of the Class 2A Certificates, one holder of the Class X-1A Certificate, one holder of the Class X-1B Certificate, one holder of the Class X-B Certificate, one holder of the Class B-1 Certificate, one holder of the Class B-2 Certificate, and one holder of the Class B-3 Certificate.

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

Class 1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company Americas 648 Grassmere Park Road 8th Floor Nashville, TN 37211	$241,689,000	63.32%

JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$115,000,000	30.13%

Class 2A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

The Bank of New York One Wall Street New York, NY 10286	$26,000,000	15.40%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$129,000,000	76.39%

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$203,766,000	100.00%

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$177,923,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$7,702,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$7,702,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$4,564,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$3,424,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14 CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

ITEM 16 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between Redwood Trust, Inc. (“Redwood”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2001, as modified by the related Acknowledgements (the “Redwood/Morgan Servicing Agreement”).
99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.
99.3**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).
99.4**	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.
99.5*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).

Exhibit No.	Description

99.6*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.
99.7*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).
99.8*	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

Date of Reports on Form 10-K	Items Reported/Financial Statements Filed

October 1, 2002	Trustee’s Monthly Report for the September Distribution to Certificateholders

October 16, 2002	Report filing description of Subsequent Loan Collateral

November 27, 2002	Report filing Amendment No. 1 to the Pooling and Servicing Agreement

December 23, 2002	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 23, 2002	Trustee’s Monthly Report for the November Distribution to Certificateholders

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, and GreenPoint Mortgage Funding, Inc., as Servicer.

Date: March 31, 2003

/s/ Harold F. Zagunis Signature Name: Harold F. Zagunis Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between Redwood Trust, Inc. (“Redwood”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2001, as modified by the related Acknowledgements (the “Redwood/Morgan Servicing Agreement”).

99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.

99.3**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.4**	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).

99.6*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.

99.7*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.8*	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.