Form 10-K/A
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from           to           .

Commission File Number: 333-90772

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated October 1, 2002, providing for the issuance of the Sequoia Mortgage Trust 11, Mortgage Pass-Through Certificates)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 11, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

				Page

PART I				3
	ITEM 1	-	BUSINESS	3
	ITEM 2	-	PROPERTIES	3
	ITEM 3	-	LEGAL PROCEEDINGS	3
	ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II				3
	ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	-	SELECTED FINANCIAL DATA	3
	ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 7A	-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
	ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	3
	ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III				4
	ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	-	EXECUTIVE COMPENSATION	4
	ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
PART IV				6
	ITEM 14	-	CONTROLS AND PROCEDURES	6
	ITEM 15	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES	6
	ITEM 16	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6
SIGNATURES				8
CERTIFICATION				9
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				10
INDEX TO EXHIBITS				10

PART I

ITEM 1 - BUSINESS

                 Not Applicable.

ITEM 2 - PROPERTIES

                 Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3 - LEGAL PROCEEDINGS

                 The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 11 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                 To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

                 The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were thirteen holders of the Class A Certificates, one holder of the Class X-1A Certificate, one holder of the X-1B Certificate, one holder of the Class X-B Certificate, one holder of the Class B-1 Certificate, one holder of the Class B-2 Certificate, and one holder of the Class B-3 Certificate.

ITEM 6 - SELECTED FINANCIAL DATA

                 Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Not Applicable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

                   Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Class A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company Americas 648 Grassmere Park Road 8th Floor Nashville, TN 37211	$264,000,000	37.97%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$179,880,000	25.87%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$195,000,000	28.05%

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$191,761,388	100.00%

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$503,448,511	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$9,726,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$9,726,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$5,764,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$3,962,000	42.33%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   None.

PART IV

ITEM - 14 CONTROLS AND PROCEDURES

                Not Applicable.

ITEM - 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Not Applicable.

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                   (a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6***	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

October 11, 2002	Report filing Computational Material

November 12, 2002	Report filing the Pooling and Servicing Agreement and the Tax Opinion

December 5, 2002	Report filing Description of the Subsequent Mortgage Loan Collateral
December 23, 2002	Trustee’s Monthly Report for the November Distribution to Certificateholders

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA MORTGAGE FUNDING, INC.

By:	/s/ Harold F. Zagunis

Name: Title:	Harold F. Zagunis Chief Financial Officer, Treasurer and Secretary

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
Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/ Morgan Servicing Agreement”).

99.2**	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, and the Additional Collateral Servicing Agreement between RWT and Cendant, dated August 1, 2002, each as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6***	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.