Form 10-K/A
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from          to         .

Commission File Number: 333-90772

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Trust Agreement, dated September 1, 2002, providing for the issuance of the Sequoia Mortgage Trust 10, Mortgage Pass-Through Certificates)

SEQUOIA RESIDENTIAL FUNDING, INC.

(Exact Name of registrant as specified in its charter)

Delaware	35-2170972
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

591 Redwood Highway
Suite 3160
Mill Valley, CA	94941
(Address of principal executive offices)	(Zip code)

(415) 381-1765
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None
(Title of class)	(Title of class)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 10, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

				Page

PART I				3
	ITEM 1	-	BUSINESS	3
	ITEM 2	-	PROPERTIES	3
	ITEM 3	-	LEGAL PROCEEDINGS	3
	ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II				3
	ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	-	SELECTED FINANCIAL DATA	3
	ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 7A	-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
	ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III				4
	ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	-	EXECUTIVE COMPENSATION	4
	ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
PART IV				7
	ITEM 14	-	CONTROLS AND PROCEDURES	7
	ITEM 15	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES	7
	ITEM 16	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	7
SIGNATURES				8
CERTIFICATION				9
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				10
INDEX TO EXHIBITS				10

PART I

ITEM 1	-	BUSINESS

               Not Applicable.

ITEM 2	-	PROPERTIES

               Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3	-	LEGAL PROCEEDINGS

               The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 10 Trust (the “Trust); the Trust Agreement; the Trustee; the Depositor; the Seller; or the Servicer which relates to the Trust.

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

               The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were fourteen holders of the Class 1A Certificates, ten holders of the Class 2A-1 Certificates, one holder of the Class 2A-2 Certificate, one holder of the Class X-1A Certificate, one holder of the X-1B Certificate, one holder of the Class X-2 Certificate, one holder of the Class X-B Certificate, three holders of the Class B-1 Certificates, one holder of the Class B-2 Certificate, and three holders of the Class B-3 Certificates.

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

Class 1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company Americas 648 Grassmere Park Road 8th Floor Nashville, TN 37211	$431,750,000	52.50%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$243,110,000	29.56%
CitiBank, N.A. 3800 Citibank Center, B3-15 Tampa, FL 33610	$50,710,000	6.17%

Class 2A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Boston Safe Deposit and Trust Company c/o Mellon Trust 525 William Penn Place Suite 3148 Pittsburgh, PA 15259	$30,700,000	16.16%
CitiBank, N.A. 3800 Citibank Center, B3-15 Tampa, FL 33610	$19,700,000	10.39%
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$118,600,000	62.42%

Class 2A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$3,500,000	100.00%

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$392,959,800	100.00%

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$429,415,200	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$193,500,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$25,725,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$4,600,000	36.51%
American Express Trust Company 929 AXP Financial Center Minneapolis, MN 55474	$3,000,000	23.81%
UMB Bank, National Association 928 Grand Boulevard Kansas City, MO 64106	$5,000,000	39.68%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$8,400,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Credit Suisse First Boston LLC c/o ADP Proxy Services	$2,000,000	42.33%
JPMorgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$1,700,000	35.98%
LaSalle Bank National Association 135 South LaSalle Street Chicago, IL 60603	$1,025,000	21.69%

ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

PART IV

ITEM 14	-	CONTROLS AND PROCEDURES

               Not Applicable.

ITEM 15	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES

               Not Applicable.

ITEM 16	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements:

Not applicable.

	2.	Financial Statement Schedules:

Not applicable.

	3.	Exhibits:

Exhibit No.	Description

99.1*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.2**	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

October 11, 2002	Report filing the Pooling and Servicing Agreement and the Tax Opinion

December 23, 2002	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 23, 2002	Trustee’s Monthly Report for the November Distribution to Certificateholders

* The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

** The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

          3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the trust agreement, for inclusion in these reports is included in these reports;

          4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the trust agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the trust agreement, that is included in these reports.

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

No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1*	Statement of Compliance of the Servicer pursuant to Section 7.04 of the RWT/Cendant Servicing Agreement.

99.2**	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

* The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

** The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.