Form 10-K/A
period 2002-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2003-03-31
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from      to      .

Commission File Number: 333-22681

SEQUOIA MORTGAGE FUNDING CORPORATION (as Depositor of Sequoia Mortgage Trust 7, the Issuer of Collateralized Mortgage Bonds under an Indenture dated as of May 1, 2002)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA MORTGAGE FUNDING CORPORATION
SEQUOIA MORTGAGE TRUST 7, COLLATERALIZED MORTGAGE BONDS

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
PART IV	4
ITEM 14-CONTROLS AND PROCEDURES	4
ITEM 15-PRINCIPAL ACCOUNTANT FEES AND SERVICES	4
ITEM 16-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	4
SIGNATURES	6
CERTIFICATION	7
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	8
INDEX TO EXHIBITS	8

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Mortgage Funding Corporation (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 16.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Collateralized Mortgage Bonds, the Sequoia Mortgage 7 Trust (the “Trust); the Servicing Agreements; the Indenture; the Indenture Trustee; the Depositor; or the Servicer which relates to the Trust.

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

     The Bonds issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Bonds. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were fourteen holders of the Class A Bonds, one holder of the Class X-1 Bond, one holder of the Class X-2 Bond, one holder of the Class B-1 Bond, one holder of the Class B-2 Bond, and one holder of the Class B-3 Bond.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14 CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

ITEM 16 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of the Master Servicing Agreement between Redwood Trust, Inc. and Morgan Stanley Dean Witter Credit Corporation dated August 1, 2001 (the “Redwood/Morgan Servicing Agreement”).
99.2**	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.
99.3*	Statement of Compliance of the Servicer pursuant to Section 7.04 of the

Exhibit No.	Description

Mortgage Loan Flow Purchase, Sale and Servicing Agreement between Redwood Trust, Inc., Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) dated June 27, 2001, as modified by the related Acknowledgements (the “Redwood/Cendant Servicing Agreement”).
99.4***	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 7.05 of the Redwood/Cendant Servicing Agreement.
99.5*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).
99.6*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.
99.7*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Servicing Agreement, dated as of March 1, 2002, between Greenwich and Alliance Mortgage Company and amended by Amendment No. One thereto, dated as of April 1, 2002, as modified by the related Acknowledgements (the “Alliance Servicing Agreement”).
99.8*	Report of Independent Accountant pursuant to Section 6.05 of the Alliance Servicing Agreement.
99.9****	Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED
October 1, 2002	Trustee’s Monthly Report for the September Distribution to Bondholders
December 23, 2002	Trustee’s Monthly Report for the October Distribution to Bondholders
December 23, 2002	Trustee’s Monthly Report for the November Distribution to Bondholders

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

****	The document is not due to be delivered until April 30, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

     3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the indenture, for inclusion in these reports is included in these reports;

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, Cendant Mortgage Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, HomeBanc Mortgage Corporation, as Servicer, and Alliance Mortgage Company, as Servicer.

Date: March 31, 2003

/s/ Harold F. Zagunis Signature Name: Harold F. Zagunis Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Bondholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of the Master Servicing Agreement between Redwood Trust, Inc. and Morgan Stanley Dean Witter Credit Corporation dated August 1, 2001 (the “Redwood/Morgan Servicing Agreement”).

99.2**	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 7.04(b) of the Redwood/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 7.04 of the Mortgage Loan Flow Purchase, Sale and Servicing Agreement between Redwood Trust, Inc., Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) dated June 27, 2001, as modified by the related Acknowledgements (the “Redwood/Cendant Servicing Agreement”).

99.4***	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 7.05 of the Redwood/Cendant Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of February 1, 2002, between Redwood and GreenPoint Mortgage Funding, Inc., as amended, and as modified by the related Acknowledgements (the “Redwood/GreenPoint Servicing Agreement”).

99.6*	Report of Independent Accountant pursuant to Section 6.05 of the Redwood/GreenPoint Servicing Agreement.

99.7*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Servicing Agreement, dated as of March 1, 2002, between Greenwich and Alliance Mortgage Company and amended by Amendment No. One thereto, dated as of April 1, 2002, as modified by the related Acknowledgements (the “Alliance Servicing Agreement”).

99.8*	Report of Independent Accountant pursuant to Section 6.05 of the Alliance Servicing Agreement.

99.9****	Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.

*	The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

****	The document is not due to be delivered until April 30, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.