Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-03-30
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from            to           .

Commission File Number: 333-103634

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated November 1, 2003, providing for the issuance of the Sequoia Mortgage Trust 2003-7, Mortgage Pass-Through Certificates)

SEQUOIA RESIDENTIAL FUNDING, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2170972 (I.R.S. employer identification no.)

One Belvedere Place Suite 330 Mill Valley, CA (Address of principal executive offices)	94941 (Zip code)

(415) 389-7373
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)	None (Title of class)

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

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2003-7, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page
PART I	3
ITEM 1 — BUSINESS	3
ITEM 2 — PROPERTIES	3
ITEM 3 — LEGAL PROCEEDINGS	3
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6 — SELECTED FINANCIAL DATA	3
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
ITEM 9A — CONTROLS AND PROCEDURES	4
PART III	4
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11 — EXECUTIVE COMPENSATION	4
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	7
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES	7
PART IV	7
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	7
SIGNATURES	9
CERTIFICATION	10
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	11
INDEX TO EXHIBITS	11
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-7 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were fourteen (14) holders of the Class A-1 Certificates, six (6) holders of the Class A-2 Certificates, four (4) holders of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, four (4) holders of the Class B-1 Certificates, one (1) holder of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

ITEM 9A — CONTROLS AND PROCEDURES

     Not Applicable.

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

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$75,525,000	26.04%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$75,000,000	25.86%
Mellon Trust of New England, National Association 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$56,900,000	19.62%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$29,100,000	10.03%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$22,525,000	7.77%
The Bank of New York One Wall Street New York, NY 10286	$20,810,000	7.18%

Class A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$175,000,000	34.65%
The Bank of New York One Wall Street New York, NY 10286	$116,210,000	23.00%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$98,890,000	19.58%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$50,000,000	9.90%
Wells Fargo Bank, National Association c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$40,000,000	7.92%

Class X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Bear, Stearns Securities Corp. One Metrotech Center North 4th Floor Brooklyn, NY 11201-3862	$397,550,000	50.00%
Mellon Trust of New England, National Association 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$175,855,000	22.12%
The Bank of New York One Wall Street New York, NY 10286	$172,330,000	21.67%
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$49,365,000	6.21%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$795,100,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$16,607,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$10,000,000	60.21%
Fleet National Bank 159 East Main Street Rochester, NY 14638	$2,203,000	13.27%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$2,202,000	13.26%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$2,202,000	13.26%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank/Greenwich Capital 4 New York Plaza, 21st Floor New York, NY 10004	$6,642,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank/Greenwich Capital 4 New York Plaza, 21st Floor New York, NY 10004	$4,982,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED
November 19, 2003	Report filing Computational Materials

November 21, 2003	Report filing Computational Materials

December 10, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

*The document is not due to be delivered until March 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA MORTGAGE FUNDING, INC.

	By:	/s/ Harold F. Zagunis

	Name:	Harold F. Zagunis
	Title:	Chief Financial Officer, Treasurer and Secretary
Date: March 30, 2004.

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

Date: March 30, 2004

/s/ Harold F. Zagunis

Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 15(C)

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/ Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

*The document is not due to be delivered until March 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.