Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-03-30
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-103634

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated October 1, 2003, providing for the issuance of the Sequoia Mortgage Trust 2003-6, Mortgage Pass-Through Certificates)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [ X ]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2003-6, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

			Page
PART I			3
	ITEM 1	- BUSINESS	3
	ITEM 2	- PROPERTIES	3
	ITEM 3	- LEGAL PROCEEDINGS	3
	ITEM 4	- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II			3
	ITEM 5	- MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	- SELECTED FINANCIAL DATA	3
	ITEM 7	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 7A	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
	ITEM 8	- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
	ITEM 9A	- CONTROLS AND PROCEDURES	4
PART III			4
	ITEM 10	- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	- EXECUTIVE COMPENSATION	4
	ITEM 12	- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
	ITEM 14	- PRINCIPAL ACCOUNTANT FEES AND SERVICES	6
PART IV			7
	ITEM 15	- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	7
SIGNATURES			9
CERTIFICATION			10
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT			11
INDEX TO EXHIBITS			11
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.6
EXHIBIT 99.7
EXHIBIT 99.8

PART I

ITEM 1 - BUSINESS

          Not Applicable.

ITEM 2 - PROPERTIES

          Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

          The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-6 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

          The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were twenty-one (21) holders of the Class A-1 Certificates, six (6) holders of the Class A-2 Certificates, one (1) holder of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, three (3) holders of the Class B-1 Certificates, one (1) holder of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

ITEM 9A - CONTROLS AND PROCEDURES

          Not Applicable.

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

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York One Wall Street New York, NY 10286	$150,570,000	32.86%
Mellon Trust of New England, National Association 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$92,588,000	20.21%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$78,000,000	17.02%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$55,660,000	12.15%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$53,500,000	11.68%

Class A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$88,180,000	48.86%
DBTC Americas/Deutsche Bank Frankfurt 14 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$30,000,000	16.62%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$25,000,000	13.85%
The Bank of New York One Wall Street New York, NY 10286	$18,905,000	10.48%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$13,569,000	7.52%

Class X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wachovia Bank, N.A. – Phila. Main 530 Walnut Street Philadelphia, PA 19101	$638,712,000	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$638,712,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$11,287,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$5,650,000	50.06%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$2,818,500	24.97%
Fleet National Bank 159 East Main Street Rochester, NY 14638	$2,818,500	24.97%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank/Greenwich Capital 4 New York Plaza, 21st Floor New York, NY 10004	$5,643,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank/Greenwich Capital 4 New York Plaza, 21st Floor New York, NY 10004	$3,320,000	100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Not Applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7	Statement of Compliance of the Servicer pursuant to Section 11.20 of the The Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

          (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

October 15, 2003	Report filing Computational Materials

October 16, 2003	Report filing Computational Materials

November 13, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

* The document is not due to be delivered until March 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

          In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, and Bank of America, as Servicer.

Date: March 30, 2004

/s/ Harold F. Zagunis

Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/ Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7	Statement of Compliance of the Servicer pursuant to Section 11.20 of the The Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

* The document is not due to be delivered until March 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.