Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-03-30
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from             to            .

Commission File Number: 333-103634

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated July 1, 2003, providing for the issuance of the Sequoia Mortgage Trust 2003-4, Mortgage Pass-Through Certificates)

SEQUOIA RESIDENTIAL FUNDING, INC.

(Exact Name of registrant as specified in its charter)

Delaware	35-2170972
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

One Belvedere Place
Suite 330
Mill Valley, CA	94941
(Address of principal executive offices)	(Zip code)

(415) 389-7373
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None
(Title of class)	(Title of class)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2003-4, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page
PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
ITEM 9A-CONTROLS AND PROCEDURES	4

PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	8
ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES	8

PART IV	8
ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	8

SIGNATURES	10

CERTIFICATION	11

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	12

INDEX TO EXHIBITS	12
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-4 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were three (3) holders of the Class 1-A-1 Certificates, five (5) holders of the Class 1-A-2 Certificates, one (1) holder of the Class 1-X-1A Certificates, one (1) holder of the Class 1-X-1B Certificates, one (1) holder of the Class 1-X-2 Certificates, one (1) holder of the Class 1-X-B Certificates, one (1) holder of the Class 1-B-1 Certificates, one (1) holder of the Class 1-B-2 Certificates, one (1) holder of the Class 1-B-3 Certificates, thirteen (13) holders of the Class 2-A-1 Certificates, two (2) holders of the Class 2-M-1 Certificates, one (1) holder of the Class 2-X-1 Certificates, one (1) holder of the Class 2-X-M Certificates, one (1) holder of the Class 2-X-B Certificates, two (2) holders of the Class 2-B-1 Certificates, one (1) holder of the Class 2-B-2 Certificates, and one (1) holder of the Class 2-B-3 Certificates.

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

Class 1-A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York One Wall Street New York, NY 10286	$50,000,000	33.64%
The Bank of New York/Wachovia Bank N.A. 1 Wall Street, 5th Floor New York, NY 10286	$50,000,000	33.64%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$48,641,000	32.72%

Class 1-A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York One Wall Street New York, NY 10286	$35,000,000	23.33%

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York/Wachovia Bank N.A. 1 Wall Street, 5th Floor New York, NY 10286	$50,000,000	33.33%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$30,000,000	20.00%
DBTC Americas/Deutsche Bank Frankfurt 14 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$25,000,000	16.67%
JPMorgan Chase 14201 Dallas Parkway Dallas, TX 75254	$10,000,000	6.67%

Class 1-X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$70,361,236	100.00%

Class 1-X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$78,279,763	100.00%

Class 1-X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$150,000,000	100.00%

Class 1-X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$3,864,000	100.00%

Class 1-B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
State Street Bank and Trust Company 1176 Heritage Drive No. Quincy, MA 02171	$3,864,000	100.00%

Class 1-B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$2,628,000	100.00%

Class 1-B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$1,546,000	100.00%

Class 2-A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
State Street Bank and Trust Company 1176 Heritage Drive No. Quincy, MA 02171	$133,225,000	70.33%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$15,630,000	8.25%
Mellon Trust of New England, National Association 525 William Penn Place Pittsburgh, PA 15259	$11,210,000	5.92%

Class 2-M-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Bear, Stearns Securities Corp. One Metrotech Center North Brooklyn, NY 11201-3862	$4,986,000	49.93%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$5,000,000	50.07%

Class 2-X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas Dealer Clearance 16 Wall Street New York, NY 10005	$189,415,000	100.00%

Class 2-X-M

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas Dealer Clearance 16 Wall Street New York, NY 10005	$9,986,000	100.00%

Class 2-X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas Dealer Clearance 16 Wall Street New York, NY 10005	$2,367,000	100.00%

Class 2-B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
State Street Bank and Trust Company 1176 Heritage Drive No. Quincy, MA 02171	$1,183,500	50.00%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$1,183,500	50.00%

Class 2-B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$824,000	100.00%

Class 2-B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, National Association c/o ADP Proxy Services Edgewood, NY 11717	$1,235,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Purchase, Warranties and Servicing Agreement, dated as of June 1, 2003, between EMC Mortgage Corporation (“EMC”) and First Republic Bank, and the Purchase, Assignment, Assumption and Recognition Agreement, dated as of July 15, 2003, among RWT, EMC and First Republic Bank, as modified by the related Acknowledgements (the “RWT/First Republic Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of the RWT/First Republic Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

July 17, 2003	Report filing Computational Materials

July 28, 2003	Report filing Computational Materials

August 11, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

September 12, 2003	Trustee’s Monthly Report for the August Distribution to Certificateholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, and First Republic Bank, as Servicer.

Date: March 30, 2004

/s/ Harold F. Zagunis

Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 15(C)

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/ Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Purchase, Warranties and Servicing Agreement, dated as of June 1, 2003, between EMC Mortgage Corporation (“EMC”) and First Republic Bank, and the Purchase, Assignment, Assumption and Recognition Agreement, dated as of July 15, 2003, among RWT, EMC and First Republic Bank, as modified by the related Acknowledgements (the “RWT/First Republic Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of the RWT/First Republic Servicing Agreement.