Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-03-30
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from       to       .

Commission File Number: 333-100520

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated February 1, 2003, providing for the issuance of the Sequoia Mortgage Trust 2003-1, Mortgage Pass-Through Certificates)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2003-1, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

				Page
PART I				3
	ITEM 1	-	BUSINESS	3
	ITEM 2	-	PROPERTIES	3
	ITEM 3	-	LEGAL PROCEEDINGS	3
	ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II			.	3
	ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	-	SELECTED FINANCIAL DATA	3
	ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 7A	-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
	ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
	ITEM 9A	-	CONTROLS AND PROCEDURES	4
PART III			.	4
	ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	-	EXECUTIVE COMPENSATION	4
	ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
	ITEM 14	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES	6
PART IV				6
	ITEM 15	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6
SIGNATURES				9
CERTIFICATION				10
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				11
INDEX TO EXHIBITS				11
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.6

PART I

ITEM 1 — BUSINESS

                   Not Applicable.

ITEM 2 — PROPERTIES

                   Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 — LEGAL PROCEEDINGS

                   The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-1 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

                   The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were eleven (11) holders of the Class 1-A Certificates, six (6) holders of the Class 2-A Certificates, one (1) holder of the Class X-1A Certificates, one (1) holder of the Class X-1B Certificates, one (1) holder of the Class X-2 Certificates, one (1) holders of the Class X-B Certificates, one (1) holder of the Class B-1 Certificates, four (4) holders of the Class B-2 Certificates and one (1) holder of the Class B-3 Certificates.

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

Class 1-A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York One Wall Street New York, NY 10286	$148,500,000	18.6%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$85,000,000	10.65%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$113,206,000	14.18%
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$258,500,000	32.38%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$94,500,000	11.84%

Class 2-A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York/Barclays Capital London One Wall Street New York, NY 10286	$45,000,000	23.68%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$50,000,000	26.31%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$55,000,000	28.95%
DBTC Americas/Deutsche Bank Frankfurt 14 Wall Street, 5th floor New York, NY 10005	$30,000,000	15.79%

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$615,027,854	100.00%

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$9,726,000	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$190,000,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$15,905,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$15,905,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$2,000,000	24.36%
Lasalle Bank National Association 135 South Lasalle Street Chicagi, IL 60603	$2,800,000	34.10%
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$3,000,000	36.54%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$5,644,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      None.

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

                      Not Applicable.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5*	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

	DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

	February 13, 2003	Report filing Computational Materials

	February 13, 2003	Report filing Collateral Term Sheet

	February 19, 2003	Report filing Computational Materials

	March 7, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

	April 14, 2003	Trustee’s Monthly Report for the March Distribution to Certificateholders

	May 7, 2003	Trustee’s Monthly Report for the April Distribution to Certificateholders

	June 2, 2003	Report filing the Description of Subsequent Collateral and the

Tax Opinion for the Subsequent Closing

June 11, 2003	Trustee’s Monthly Report for the May Distribution to Certificateholders

July 7, 2003	Trustee’s Monthly Report for the June Distribution to Certificateholders

August 15, 2003	Trustee’s Monthly Report for the July Distribution to Certificateholders

September 12, 2003	Trustee’s Monthly Report for the August Distribution to Certificateholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

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