Form 10-K
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-03-30
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-100520

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated December 1, 2002, providing for the issuance of the Sequoia Mortgage Trust 12, Mortgage Pass-Through Certificates)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 12, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page
PART I	3
ITEM 1 - BUSINESS	3
ITEM 2 - PROPERTIES	3
ITEM 3 - LEGAL PROCEEDINGS	3
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II	3
ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6 - SELECTED FINANCIAL DATA	3
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
ITEM 9A - CONTROLS AND PROCEDURES	4

PART III	4
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11 - EXECUTIVE COMPENSATION	4
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	5

PART IV	6
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6
SIGNATURES	8
CERTIFICATION	9
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	10
INDEX TO EXHIBITS	10
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

PART I

ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 12 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were eighteen (18) holders of the Class A Certificates, one (1) holder of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class B-1 Certificates, one (1) holder of the Class B-2 Certificates, one (1) holders of the Class B-3 Certificates.

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

Class A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Bank Trust Company Americas	$191,006,000	17.68%
648 Grassmere Park Road Nashville, TN 37211
JP Morgan Chase Bank	$232,920,000	21.56%
14201 Dallas Parkway Dallas, TX 75254
The Bank of New York	$203,755,000	18.86%
One Wall Street New York, NY 10286
The Bank of New York/Wachovia Bank N.A.	$147,590,000	13.66%
One Wall Street New York, NY 10286
Citibank	$227,000,000	21.02%
3800 Citibank Center B3-15 Tampa, FL 33610

Class X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A. Issuer Services	$249,714,339	100.00%
c/o ADP Proxy Services Edgewood, NY 11717

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A.	$847,176,660	100.00%
Issuer Services
c/o ADP Proxy Services Edgewood, NY 11717

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JP Morgan Chase Bank	$16,815,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A.	$8,968,000	100.00%
Issuer Services
c/o ADP Proxy Services Edgewood, NY 11717

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A.	$6,165,000	100.00%
Issuer Services
c/o ADP Proxy Services Edgewood, NY 11717

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

     (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED
January 3, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

February 3, 2003	Trustee’s Monthly Report for the January Distribution to Certificateholders

March 12, 2003	Trustee’s Monthly Report for the February Distribution to Certificateholders

April 14, 2003	Trustee’s Monthly Report for the March Distribution to Certificateholders

May 7, 2003	Trustee’s Monthly Report for the April Distribution to Certificateholders

June 11, 2003	Trustee’s Monthly Report for the May Distribution to

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED
Certificateholders

July 7, 2003	Trustee’s Monthly Report for the June Distribution to Certificateholders

August 15, 2003	Trustee’s Monthly Report for the July Distribution to Certificateholders

September 12, 2003	Trustee’s Monthly Report for the August Distribution to Certificateholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

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