Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-04-22
CIK 1176320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-103634

SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated June 1, 2003, providing for the issuance of the Sequoia Mortgage Trust 2003-3, Mortgage Pass-Through Certificates)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2003-3, MORTGAGE PASS-THROUGH CERTIFICATES

INDEX

Page
PART I	3
ITEM 1 - BUSINESS	3
ITEM 2 - PROPERTIES	3
ITEM 3 - LEGAL PROCEEDINGS	3
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II	3
ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6 - SELECTED FINANCIAL DATA	3
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
ITEM 9A - CONTROLS AND PROCEDURES	4

PART III	4
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11 - EXECUTIVE COMPENSATION	4
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	6

PART IV	6
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6

SIGNATURES	8

CERTIFICATION	9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	10

INDEX TO EXHIBITS	10
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

PART I

ITEM 1 – BUSINESS

     Not Applicable.

ITEM 2 – PROPERTIES

     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 – LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-3 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

ITEM 6 – SELECTED FINANCIAL DATA

     Not Applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not Applicable.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     Not Applicable.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

ITEM 9A CONTROLS AND PROCEDURES

     Not Applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not Applicable.

ITEM 11 – EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Bank of New York	$25,000,000	6.59%
One Wall Street
New York, NY 10286

JP Morgan Chase Bank	$165,000,000	43.48%
14201 Dallas Parkway
Dallas, TX 75254

Northern Trust Company	$80,000,000	21.08%
801 S. Canal C-IN
Chicago, IL 60607

Deutsche Bank Trust Company	$50,000,000	13.18%
Americas
648 Grassmere Park Road, 8th Floor
Nashville, TN 37211

Citibank, N. A.	$40,000,000	10.54%
3800 Citibank Center B3-15
Tampa, FL 33610

Class A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company	$50,000,000	33.35%
Americas
648 Grassmere Park Road, 8th Floor
Nashville, TN 37211

Fortis Investment Services, LLC	$40,000,000	26.68%
520 Madison Avenue
New York, NY 10022

JPMorgan Chase Bank	$50,000,000	33.35%
14201 Dallas Pkwy
Dallas, TX 75254

State Street Bank & Trust Company	$9,922,000	6.62%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.	$100,831,616	100.00%
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717	$278,623,384	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.	$149,922,000	100.00%
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.	$9,075,000	100.00%
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company	$7,075,000	77.96%
Americas
648 Grassmere Park Road, 8th Floor
Nashville, TN 37211

Investors Bank & Trust Company	$2,000,000	22.04%
200 Clarendon St., 9th Floor
Corporate Actions Unit/Top 57
Boston, MA 02116

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.	$4,675,000	100.00%
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A.	$2,475,000	100.00%
Issuer Services
C/o ADP Proxy Services
Edgewood, NY 11717

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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