Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-04-22
CIK 1176320

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

Class A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$191,006,000	17.68%

JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$232,920,000	21.56%

The Bank of New York One Wall Street New York, NY 10286	$203,755,000	18.86%

The Bank of New York/Wachovia Bank N.A. One Wall Street New York, NY 10286	$147,590,000	13.66%

Citibank 3800 Citibank Center B3-15 Tampa, FL 33610	$227,000,000	21.02%

Class X-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$249,714,339	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$847,176,660	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JP Morgan Chase Bank	$16,815,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$8,968,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank N.A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$6,165,000	100.00%

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