Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-06-16
CIK 1176320

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
EXHIBIT 99.4
EXHIBIT 99.5

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

Class 1-A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York One Wall Street New York, NY 10286	$148,500,000	18.6%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$85,000,000	10.65%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$113,206,000	14.18%
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$258,500,000	32.38%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$94,500,000	11.84%

Class 2-A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
The Bank of New York/Barclays Capital London One Wall Street New York, NY 10286	$45,000,000	23,68%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$50,000,000	26,31%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$55,000,000	28,95%
DBTC Americas/Deutsche Bank Frankfurt 14 Wall Street, 5th floor New York, NY 10005	$30,000,000	15,79%

Class X-1A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$615,027,854	100.00%

Class X-1B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$9,726,000	100.00%

Class X-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$190,000,000	100.00%

Class X-B

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
DBTC Americas/Dealer Clearance 16 Wall Street New York, NY 10005	$15,905,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$15,905,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank 14201 Dallas PKWY Dallas, TX 75254	$2,000,000	24.36%
Lasalle Bank National Association 135 South Lasalle Street Chicagi, IL 60603	$2,800,000	34.10%
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$3,000,000	36.54%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood NY 11717	$5,644,000	100.00%

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1*	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2*	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6*	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

     (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

February 13, 2003	Report filing Computational Materials

February 13, 2003	Report filing Collateral Term Sheet

February 19, 2003	Report filing Computational Materials

March 7, 2003	Report filing the Pooling and Servicing Agreement and the Tax Opinion

April 14, 2003	Trustee’s Monthly Report for the March Distribution to Certificateholders

May 7, 2003	Trustee’s Monthly Report for the April Distribution to Certificateholders

June 2, 2003	Report filing the Description of Subsequent Collateral and the

Tax Opinion for the Subsequent Closing

June 11, 2003	Trustee’s Monthly Report for the May Distribution to Certificateholders

July 7, 2003	Trustee’s Monthly Report for the June Distribution to Certificateholders

August 15, 2003	Trustee’s Monthly Report for the July Distribution to Certificateholders

September 12, 2003	Trustee’s Monthly Report for the August Distribution to Certificateholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

*Previously filed on Form 10-K/A filed by Registrant with the SEC March 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA MORTGAGE FUNDING, INC.
By:	/s/ Harold F. Zagunis
	Name:	Harold F. Zagunis
	Title:	Chief Financial Officer, Treasurer and Secretary

Date: June 16, 2004.

CERTIFICATION

     I, Harold F. Zagunis, Chief Financial Officer, Treasurer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: June 16, 2004

/s/ Harold F. Zagunis

Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description
99.1 *	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/ Morgan Servicing Agreement”).

99.2*	Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation (“Cendant”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Cendant Servicing Agreement”).

99.6*	Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

*Previously filed on Form 10-K/A filed by Registrant with the SEC March 30, 2004.