Form 10-K/A
period 2003-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2004-06-16
CIK 1176320

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

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$205,000,000	41.00%
JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$94,065,000	18.81%
The Northern Trust Company 801 S. Canal C-IN, Suite 490 Chicago, IL 60607	$111,900,000	22.38%

Class A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$75,000,000	24.70%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$40,000,000	13.18%

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
JPMorgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$17,500,000	5.76%
Mellon Trust of New England 525 William Penn Place Pittsburg, PA 15259	$70,000,000	23.06%
Merrill Lynch, Pierce, Fenner and Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$68,600,000	22.59%
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$17,500,000	5.76%

Class M-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$9,480,000	82.58%
Investors Bank & Trust Company 200 Clarendon St., 9th floor Corporate Actions Unit/Top 57 Boston, MA 02116	$2,000,000	17.42%

Class M-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Wells Fargo Bank, N. A. Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$4,920,000	100.00%

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

*Previously filed by the Registrant with the SEC on Form 10-K/A dated March 30, 2004.

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

*Previously filed by the Registrant with the SEC on Form 10-K/A dated March 30, 2004.