Form 10-K
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2004   OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
        OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-103634-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED DECEMBER 1, 2003, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2003-8, MORTGAGE PASS-THROUGH CERTIFICATES)

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                            35-2170972
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)

               ONE BELVEDERE PLACE
                    SUITE 330
                 MILL VALLEY, CA                                94941
    (Address of principal executive offices)                  (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:           Securities registered pursuant to Section 12(g) of the Act:

                          NONE                                                                         NONE
                    (Title of class)                                                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes[ ]   No [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2003-8, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                              Page
                                                                                                                              ----
PART I            ......................................................................................................       3

                  ITEM 1     -   BUSINESS...............................................................................       3

                  ITEM 2     -   PROPERTIES.............................................................................       3

                  ITEM 3     -   LEGAL PROCEEDINGS......................................................................       3

                  ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                                 SECURITY HOLDERS.......................................................................       3

PART II           ......................................................................................................       3

                  ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..........................       3

                  ITEM 6     -   SELECTED FINANCIAL DATA................................................................       3

                  ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................       3

                  ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................       3

                  ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................       3

                  ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................................       3

                  ITEM 9A    -   CONTROLS AND PROCEDURES................................................................       4

                  ITEM 9B    -   OTHER INFORMATION......................................................................       4

PART III          ......................................................................................................       4

                  ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                                 THE REGISTRANT.........................................................................       4

                  ITEM 11    -   EXECUTIVE COMPENSATION.................................................................       4

                  ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                 OWNERS AND MANAGEMENT..................................................................       4

                  ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................       5

                  ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................       5

PART IV           ......................................................................................................       6

                  ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                                 REPORTS ON FORM 8-K....................................................................       6

SIGNATURES        ......................................................................................................       8

CERTIFICATION     .....................................................................................................        9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.......................................................................................      10

INDEX TO EXHIBITS ....................................................................................................        10

                                     PART I

ITEM 1     -      BUSINESS

                  Not Applicable.

ITEM 2     -      PROPERTIES

                  Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3     -      LEGAL PROCEEDINGS

                  The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-8 Trust (the "Trust"); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4     -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5     -     MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

                  The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were twenty-five (25) holders of the Class A-1 Certificates, two (2) holders of the Class A-2 Certificates, four
(4) holders of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, one (1) holder of the Class B-1 Certificates, two (2) holders of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

ITEM 6     -     SELECTED FINANCIAL DATA

                 Not Applicable.

ITEM 7     -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

                 Not Applicable.

ITEM 7A    -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not Applicable.

ITEM 8     -     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 Not Applicable.

ITEM 9     -     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

                 There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

ITEM 9A    -     CONTROLS AND PROCEDURES

                 Not Applicable.

ITEM 9B    -     OTHER INFORMATION

                 Not Applicable.

                                      PART III

ITEM 10    -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Not Applicable.

ITEM 11    -     EXECUTIVE COMPENSATION

                 Not Applicable.

ITEM 12    -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The Depositor is a Delaware corporation and indirect wholly-owned subsidiary of Redwood Trust, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.

           The following table sets forth (i) the identification of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

CLASS A-1

          Identification               Principal Amount Owned        Percentage of Outstanding Amount
          --------------               ----------------------        --------------------------------
       CITIBANK                             $183,500,000                         23.18%

       MELLON TR                            $166,283,000                         21.00%
       BARC/FIXED                            $60,000,000                          7.58%
       BNY/5(TH)3RD                          $55,000,000                          6.95%

       ML SFKPG                             $127,185,000                         16.06%
       NRTHN/TR S                            $40,000,000                          5.05%

       SSB&T CO                              $95,685,000                         12.08%

CLASS A-2

      Identification                   Principal Amount Owned        Percentage of Outstanding Amount
      --------------                   ----------------------        --------------------------------
       FORTIS LLC                                $30,000,000                      20%
       JPMCBNA                                  $120,000,000                      80%

CLASS X-1

       Identification                  Principal Amount Owned        Percentage of Outstanding Amount
       --------------                  ----------------------        --------------------------------
       BANK OF NY                              $499,955,419                    53.09%
       PNC BK,NA                               $384,202,581                    40.80%

CLASS X-2

       Identification                  Principal Amount Owned        Percentage of Outstanding Amount
       --------------                  ----------------------        --------------------------------
       CITIBANK                                $941,768,000                    100.00%

CLASS X-B

       Identification                  Principal Amount Owned        Percentage of Outstanding Amount
       --------------                  ----------------------        --------------------------------
       WELLS BKNA                              $224,470,000                    100.00%

CLASS B-1

       Identification                  Principal Amount Owned        Percentage of Outstanding Amount
       --------------                  ----------------------        --------------------------------
       JPMCBNA                                 $14,166,000                     100%

CLASS B-2

       Identification                  Principal Amount Owned        Percentage of Outstanding Amount
       --------------                  ----------------------        --------------------------------
       CITIBANK                                $3,304,000                      39.79%
       COMERICA                                $5,000,000                      60.21%

CLASS B-3

      Identification                   Principal Amount Owned        Percentage of Outstanding Amount
      --------------                   ----------------------        --------------------------------
       WELLS BKNA                               $4,982,000                     100.00%


ITEM 13    -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 None.


ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 Not Applicable.

                                     PART IV

ITEM 15    -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (a)  The following documents are filed as part of this report:

                      1.            Financial Statements:

                                    Not applicable.

                      2.            Financial Statement Schedules:

                                    Not applicable.

                      3.            Exhibits:

                                    Exhibit No.               Description
                                    -----------               -----------
                                    31.1                      Sarbanes-Oxley Certification.

                                    99.1*                     Statement of Compliance of the Servicer pursuant to
                                                              Section 7.04(a) of The Master Servicing Agreement
                                                              between RWT Holdings, Inc. ("RWT") and Morgan Stanley
                                                              Dean Witter Credit Corporation, dated August 1, 2002,
                                                              as modified by the related Acknowledgements (the
                                                              "RWT/Morgan Servicing Agreement").

                                    99.2*                     Report of Independent Accountant pursuant to Section
                                                              7.04(b) of the RWT/Morgan Servicing Agreement.

                                    99.3                      Statement of Compliance of the Servicer pursuant to
                                                              Section 6.04 of The Mortgage Loan Flow Purchase, Sale
                                                              and Servicing Agreement, dated as of August 1, 2002,
                                                              between RWT and GreenPoint Mortgage Funding, Inc., as
                                                              modified by the related Acknowledgements (the
                                                              "RWT/GreenPoint Servicing Agreement").

                                    99.4                      Report of Independent Account pursuant to Section
                                                              6.05 of the RWT/GreenPoint Servicing Agreement.

                                    99.5                      Statement of Compliance of the Servicer
                                                              pursuant to Section 7.04 of The Mortgage
                                                              Loan Flow Purchase, Sale & Servicing
                                                              Agreement among RWT, Cendant Mortgage
                                                              Corporation ("Cendant") and Bishop's Gate
                                                              Residential Mortgage Trust (formerly known
                                                              as Cendant Residential Mortgage Trust), as
                                                              Sellers, and Cendant, as Servicer, dated
                                                              August 1, 2002, as modified by the related
                                                              Acknowledgements (the "RWT/Cendant Servicing
                                                              Agreement").

                                    99.6                      Report of Independent Accountant pursuant to Section
                                                              7.05 of the RWT/Cendant Servicing Agreement.

                                    99.7**                    Statement of Compliance of the Servicer
                                                              pursuant to Section 11.20 of the Flow
                                                              Mortgage Loan Sale and Servicing Agreement,
                                                              dated as of April 1, 2003, between RWT and
                                                              Bank of America, N.A., as modified by the
                                                              related Acknowledgements (the "RWT/Bank of
                                                              America Servicing Agreement").

                                    99.8**                    Report of Independent Accountant pursuant to Section
                                                              11.21 of the RWT/Bank of America Servicing Agreement.

                 (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

                      DATE OF REPORTS ON FORM 8-K                      ITEMS REPORTED/FINANCIAL STATEMENTS FILED
                      December 12, 2003                                Report filing Computational Materials

                      December 12, 2003                                Report filing Collateral Term Sheet

                      January 7, 2004                                  Report filing the Pooling and Servicing Agreement and the
                                                                       Tax Opinion

                      February 9, 2004                                 Trustee's Monthly Report for the January Distribution to
                                                                       Certificateholders

                      March 8, 2004                                    Trustee's Monthly Report for the February Distribution to
                                                                       Certificateholders

                      April 5, 2004                                    Trustee's Monthly Report for the March Distribution to
                                                                       Certificateholders

                      May 7, 2004                                      Trustee's Monthly Report for the April Distribution to
                                                                       Certificateholders

                      June 8, 2004                                     Trustee's Monthly Report for the May Distribution to
                                                                       Certificateholders

                      July 7, 2004                                     Trustee's Monthly Report for the June Distribution to
                                                                       Certificateholders

                      August 2, 2004                                   Trustee's Monthly Report for the July Distribution to
                                                                       Certificateholders

                      September 3, 2004                                Trustee's Monthly Report for the August Distribution to
                                                                       Certificateholders

                      October 6, 2004                                  Trustee's Monthly Report for the September Distribution to
                                                                       Certificateholders

                      November 5, 2004                                 Trustee's Monthly Report for the October Distribution to
                                                                       Certificateholders

                      December 3, 2004                                 Trustee's Monthly Report for the November Distribution to
                                                                       Certificateholders

                      January 5, 2005                                  Trustee's Monthly Report for the December Distribution to
                                                                       Certificateholders

--------------

*The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SEQUOIA RESIDENTIAL FUNDING, INC.


                                              By:      /s/ Harold F. Zagunis
                                                 -------------------------------
                                              Name:    Harold F. Zagunis
                                              Title:   Chief Financial Officer
                                                       and Secretary


Date:      March 31, 2005.

                                  CERTIFICATION

         I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

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

         4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

         5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

         In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer and Bank of America, N.A., as Servicer.


Date: March 31, 2005


/s/ Harold F. Zagunis
--------------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

           No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS

                                   Item 15(C)

Exhibit No.           Description
-----------           -----------
31.1                  Sarbanes-Oxley Certification.

99.1 *                Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing
                      Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit
                      Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/
                      Morgan Servicing Agreement").

99.2*                 Report of Independent Accountant pursuant to Section 7.04(b) of  the RWT/Morgan Servicing
                      Agreement.

99.3                  Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow
                      Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and
                      GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the
                      "RWT/GreenPoint Servicing Agreement").

99.4                  Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5                  Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale &
                      Servicing Agreement among RWT, Cendant Mortgage Corporation ("Cendant") and Bishop's Gate Residential Mortgage
                      Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated
                      August 1, 2002, as modified by the related Acknowledgements (the "RWT/Cendant Servicing Agreement").

99.6                  Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing
                      Agreement.

99.7**                Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing
                      Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related
                      Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8**                Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America
                      Servicing Agreement.

--------------
*The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.