Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

================================================================================

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

COMMISSION FILE NUMBER: 333-103634-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED JANUARY 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-1, MORTGAGE PASS-THROUGH CERTIFICATES)

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                 35-2170972
     (State or other jurisdiction of        (I.R.S. employer identification no.)
      incorporation or organization)

          ONE BELVEDERE PLACE
               SUITE 330
            MILL VALLEY, CA                                94941
(Address of principal executive offices)                (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant to             Securities registered pursuant to
    Section 12(b) of the Act:                     Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-1, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I       ..........................................................................   3
             ITEM 1   -   BUSINESS.....................................................   3
             ITEM 2   -   PROPERTIES...................................................   3
             ITEM 3   -   LEGAL PROCEEDINGS............................................   3
             ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   3

PART II      ..........................................................................   3
             ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............   3
             ITEM 6   -   SELECTED FINANCIAL DATA......................................   3
             ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   3
             ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   3
             ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   3
             ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................   3
             ITEM 9A  -   CONTROLS AND PROCEDURES......................................   4
             ITEM 9B  -   OTHER INFORMATION............................................   4

PART III     ..........................................................................   4
             ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF
                          THE REGISTRANT...............................................   4
             ITEM 11  -   EXECUTIVE COMPENSATION.......................................   4
             ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT........................................   4
             ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   5
             ITEM 14  -   PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................   5

PART IV      ..........................................................................   5
             ITEM 15  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K..........................................   5

SIGNATURES   ..........................................................................   8

CERTIFICATION..........................................................................   9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT......................................................   10

INDEX TO EXHIBITS......................................................................   10

                                     PART I

ITEM 1  -   BUSINESS

            Not Applicable.

ITEM 2  -   PROPERTIES

            Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3  -   LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-1 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

            The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were fifteen (15) holders of the Class A Certificates, three (3) holders of the Class X-1 Certificates, one (1) holder of the X-2 Certificates, one (1) holder of the X-B Certificates, two (2) holders of the B-1 Certificates, two (2) holders of the B-2 Certificates, and one (1) holder of the B-3 Certificates.

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

  Identification                   Principal Amount Owned    Percentage of Outstanding Amount
  --------------                   ----------------------    --------------------------------
CLASS A

       BANK OF NY                      $    71,330,000                    11.86%
       CITIBANK                        $   133,915,000                    22.27%
       JPMCBNA                         $   140,760,000                    23.41%
       SSB&T CO                        $    99,705,000                    16.58%

CLASS X-1

  Identification                   Principal Amount Owned    Percentage of Outstanding Amount

       BANK OF NY                       $   116,270,000                   19.34%

       MELLON TR                        $    21,540,000                    3.58%
       SSB&T CO                         $   463,440,000                   77.08%

CLASS X-2

  Identification                   Principal Amount Owned    Percentage of Outstanding Amount

       CITIBANK                         $   601,250,000                   100.00%


  Identification        Principal Amount Owned       Percentage of Outstanding Amount
  --------------        ----------------------       --------------------------------
CLASS X-B

       CITIBANK             $    15,312,000                     100.00%

CLASS B-1

  Identification        Principal Amount Owned       Percentage of Outstanding Amount

       SSB&T                $     3,575,000                      38.13%
       WELLS BKNA           $     5,800,000                      61.87%

CLASS B-2

  Identification        Principal Amount Owned       Percentage of Outstanding Amount

       BANK OF NY           $     2,937,000                      49.47%

       COMERICA             $     3,000,000                      50.53%

CLASS B-3

  Identification        Principal Amount Owned       Percentage of Outstanding Amount

       WELLS BKNA           $     3,437,000                     100.00%

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                 DATE OF REPORTS ON FORM 8-K  ITEMS REPORTED/FINANCIAL
                                              STATEMENTS FILED

                 January 15, 2004             Report filing Collateral Term
                                              Sheet

                 January 28, 2004             Report filing Computational
                                              Materials

                 February 11, 2004            Report filing the Pooling and
                                              Servicing Agreement and the Tax
                                              Opinion

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

                 October 6, 2004              Trustee's Monthly Report for the
                                              September Distribution to
                                              Certificateholders

                 November 5, 2004             Trustee's Monthly Report for the
                                              October Distribution to
                                              Certificateholders

                 December 3, 2004             Trustee's Monthly Report for the
                                              November Distribution to
                                              Certificateholders

                 January 5, 2005              Trustee's Monthly Report for the
                                              December Distribution to
                                              Certificateholders

-----------------
*The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

                                              SEQUOIA RESIDENTIAL FUNDING, INC.

                                              By: /s/ Harold F. Zagunis
                                                  ------------------------------
                                              Name:  Harold F. Zagunis
                                              Title: Chief Financial Officer and
                                                     Secretary

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

Date: March 31, 2005

/s/ Harold F. Zagunis
-------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

99.8** Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

-----------------
*The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.