Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

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

COMMISSION FILE NUMBER: 333-112334-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED FEBRUARY 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-2, MORTGAGE PASS-THROUGH CERTIFICATES)

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

                                  (415)389-7373
              (Registrant's telephone number, including area code)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-2, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I     .........................................................................    3

           ITEM 1  - BUSINESS ......................................................    3

           ITEM 2  - PROPERTIES ....................................................    3

           ITEM 3  - LEGAL PROCEEDINGS .............................................    3

           ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS ..............................................    3

PART II    .........................................................................    3

           ITEM 5  - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                     MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .............    3

           ITEM 6  - SELECTED FINANCIAL DATA .......................................    3

           ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    3

           ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    3

           ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................    3

           ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................    3

           ITEM 9A - CONTROLS AND PROCEDURES .......................................    4

           ITEM 9B - OTHER INFORMATION .............................................    4

PART III   .........................................................................    4

           ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
                     THE REGISTRANT ................................................    4

           ITEM 11 - EXECUTIVE COMPENSATION ........................................    4

           ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT .........................................    4

           ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................    5

           ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................    5

PART IV    .........................................................................    5

           ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K ...........................................    5

SIGNATURES .........................................................................    8

CERTIFICATION ......................................................................    9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT ..................................................   10

INDEX TO EXHIBITS ..................................................................   10

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

CLASS A

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
   CITIBANK           $135,000,000                   20.09%
   JPMCBNA            $103,765,000                    15.4%
   ML SFKPG           $175,000,000                   26.04%
   SSB&T CO           $134,793,000                   20.06%

CLASS X-1

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
  ML SFKPG             $671,998,000                   100%

CLASS X-2

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
  CITIBANK              $671,998,000               100%

CLASS X-B

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
   CITIBANK            $18,550,000                     100.00%

CLASS B-1

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
  SSB&T                $11,550,000                    100.00%

CLASS B-2

Identification   Principal Amount Owned   Percentage of Outstanding Amount
--------------   ----------------------   --------------------------------
 COMERICA                $2,500,000                  35.71%
 SSB&T CO                $4,500,000                  64.28%

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

DATE OF REPORTS ON FORM 8-K  ITEMS REPORTED/FINANCIAL STATEMENTS FILED
February 24, 2004            Report filing the Pooling and Servicing Agreement
                             and the Tax Opinion

March 9, 2004                Trustee's Monthly Report for the February
                             Distribution to Certificateholders

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

                                    SEQUOIA RESIDENTIAL FUNDING, INC.

                                    By: /s/ Harold F. Zagunis
                                        ----------------------------------------
                                    Name: Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

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

Date: March 31, 2005

/s/ Harold F. Zagunis
----------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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