Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

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

COMMISSION FILE NUMBER: 333-112334-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED MARCH 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-3, MORTGAGE PASS-THROUGH CERTIFICATES)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-3, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I      .......................................................................................       3
            ITEM 1     -   BUSINESS................................................................       3
            ITEM 2     -   PROPERTIES..............................................................       3
            ITEM 3     -   LEGAL PROCEEDINGS.......................................................       3
            ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS........................................................       3

PART II     .......................................................................................       3
            ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.......................       3
            ITEM 6     -   SELECTED FINANCIAL DATA.................................................       3
            ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................       3
            ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............       3
            ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................       3
            ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................       3
            ITEM 9A    -   CONTROLS AND PROCEDURES.................................................       4
            ITEM 9B    -   OTHER INFORMATION.......................................................       4

PART III    .......................................................................................       4
            ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT..........................................................       4
            ITEM 11    -   EXECUTIVE COMPENSATION..................................................       4
            ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT...................................................       4
            ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................       5
            ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................       5

PART IV     .......................................................................................       5
            ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.....................................................       5

SIGNATURES.........................................................................................       8

CERTIFICATION......................................................................................       9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT..................................................................      10

INDEX TO EXHIBITS..................................................................................      10

                                     PART I

ITEM 1 -    BUSINESS

            Not Applicable.

ITEM 2 -    PROPERTIES

            Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 -    LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-3 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

            The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were twenty-five (25) holders of the Class A Certificates, three (3) holders of the Class M-1 Certificates, three (3) holders of the Class M-2 Certificates, and one (1) holder of the Class M-B Certificates.

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

CLASS A

Identification             Principal Amount Owned       Percentage of Outstanding Amount
--------------             ----------------------       --------------------------------
CITIBANK                      $    425,000,000                        47.50%
BONY/SO GE                    $     45,000,000                         5.03%
BROWN BROS                    $     50,400,000                        56.33%
                              ----------------                        -----
ML SFKPG                      $     79,135,000                         8.85%
                              ----------------                        -----

CLASS M-1

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
INVESTRS BK                       $ 2,000,000                         14.49%

JPMCBNA                           $ 2,000,000                         14.49%

ML SFKPG                          $ 9,800,000                         71.01%

CLASS M-2

Identification         Principal Amount Owned            Percentage of Outstanding Amount
--------------         ----------------------            --------------------------------
COMERICA                     $ 2,000,000                              21.74%
JPMCBNA                      $ 5,200,000                              56.52%
WELLS BKNA                   $ 2,000,000                              21.74%
                             -----------                              -----

CLASS M-B

Identification         Principal Amount Owned            Percentage of Outstanding Amount
--------------         ----------------------            --------------------------------
WELLS BKNA                   $ 2,300,000                              100.00%

TEM  13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

99.8** Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9*** Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated
                February 27, 2004, as modified by the related Acknowledgements
                (the "RWT/Countrywide Servicing Agreement").

99.10***        Report of Independent Accountant pursuant to Section 5.05 of the
                RWT/Countrywide Servicing Agreement.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K     ITEMS REPORTED/FINANCIAL STATEMENTS FILED
March 30, 2004                  Report filing Computational Materials and Collateral
                                Term Sheet

April 13, 2004                  Report filing the Pooling and Servicing Agreement and the
                                Tax Opinion

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

***The document is not due to be delivered until May 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SEQUOIA RESIDENTIAL FUNDING, INC.

                                       By: /s/ Harold F. Zagunis
                                           ---------------------------------
                                       Name: Harold F. Zagunis
                                       Title: Chief Financial Officer and
                                              Secretary

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

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, Bank of America, N.A., as Servicer, and Countrywide Home Loans, Inc., as Servicer.

Date: March 31, 2005

/s/ Harold F. Zagunis
--------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

99.8**                  Report of Independent Accountant pursuant to Section
                        11.21 of the RWT/Bank of America Servicing Agreement.

99.9***                 Statement of Compliance of the Servicer pursuant to
                        Section 5.04 of the Mortgage Loan Purchase and Servicing
                        Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February
                        27, 2004, as modified by the related Acknowledgements
                        (the "RWT/Countrywide Servicing Agreement").

99.10***                Report of Independent Accountant pursuant to Section
                        5.05 of the RWT/Countrywide Servicing Agreement.

--------------
*The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***The document is not due to be delivered until May 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.