Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

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

COMMISSION FILE NUMBER: 333-115296-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED MAY 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-5, MORTGAGE PASS-THROUGH CERTIFICATES)

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                             35-2170972
       (State or other jurisdiction of       (I.R.S. employer identification
        incorporation or organization)                     no.)

             ONE BELVEDERE PLACE
                  SUITE 330
               MILL VALLEY, CA                            94941
   (Address of principal executive offices)             (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant               Securities registered pursuant
to Section 12(b) of the Act:                  to Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-5, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I      ........................................................................3
            ITEM 1  -  BUSINESS.....................................................3
            ITEM 2  -  PROPERTIES...................................................3
            ITEM 3  -  LEGAL PROCEEDINGS............................................3
            ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........3

PART II     ........................................................................3
            ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                       STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                       SECURITIES...................................................3
            ITEM 6  -  SELECTED FINANCIAL DATA......................................3
            ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS................3
            ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISK.........................................................3
            ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................3
            ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE..........................3
            ITEM 9A -  CONTROLS AND PROCEDURES......................................4
            ITEM 9B -  OTHER INFORMATION............................................4

PART III    ........................................................................4
            ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........4
            ITEM 11 -  EXECUTIVE COMPENSATION.......................................4
            ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT...................................................4
            ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............6
            ITEM 14 -  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................6

PART IV     ........................................................................6
            ITEM 15 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                       FORM 8-K.....................................................6

SIGNATURES  ........................................................................9

CERTIFICATION......................................................................10

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT..................................................11

INDEX TO EXHIBITS..................................................................11

                                     PART I

ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-5 Trust (the "Trust"); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

      The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were 17 holders of the Class A-1 Certificates, five (5) holders of the Class A-2 Certificates, five (5) holders of the Class A-3 Certificates, one (1) holder of the Class X-1 Certificates, one
(1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, four (4) holders of the Class B-1 Certificates, four (4) holders of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

CLASS A-1

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
BANK OF NY                  $160,430,000                  29.01%
ML SFKPG                    $134,000,000                  24.23%
US BANK NA                   $36,930,000                  66.78%
CGM/SAL BR                   $42,050,000                   7.60%
BNY/CDC-FP                   $40,050,000                   7.24%
MELLON TR                    $41,000,000                   7.41%
SSB&T CO                     $31,410,000                   5.68%

CLASS A-2

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
RBCCAPMKTS                   $30,000,000                  16.14%
JPMCBNA                      $18,500,000                   9.95%
SSB&T CO                     $78,500,000                  42.23%
NRTHRN TR                    $55,000,000                  29.59%

CLASS A-3

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
BANK OF NY                   $40,800,000                  54.40%
SSB&T CO                      $7,075,000                   9.43%
JPMCBNA                      $23,400,000                  31.12%

CLASS X-1

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
US BANK NA                  $260,867,000                 100.00%

CLASS X-2

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
CITIBANK                    $260,867,000                 100.00%

CLASS X-B

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
CITIBANK                     $23,373,000                    100%

CLASS B-1


                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
INVSTERS BK                   $3,000,000                  20.02%
WELLS BKNA                    $4,370,000                  29.38%
JPMC/RBS                      $5,000,000                  33.62%
JPMCBNA                       $2,504,000                  16.84%

CLASS B-2

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
INVSTRS BK                    $2,740,000                  32.23%
WELLS BKNA                    $2,000,000                  23.53%
JPMCBNA                       $1,000,000                  11.77%
SSB&T CO                      $2,759,000                  32.46%

CLASS B-3

                                                      Percentage of
                                                       Outstanding
Identification         Principal Amount Owned             Amount
--------------         ----------------------         -------------
WELLS BKNA                    $4,674,000                    100%

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

                  99.6            Report of Independent Accountant pursuant to
                                  Section 7.05 of the RWT/Cendant Servicing
                                  Agreement.

                  99.7*** Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

                  99.8***         Report of Independent Accountant pursuant to
                                  Section 11.21 of the RWT/Bank of America
                                  Servicing Agreement.

                  99.9* Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

                  99.10*          Report of Independent Accountant pursuant to
                                  Section 6.05 of the RWT/GMAC Servicing
                                  Agreement.

                  99.11****       Statement of Compliance of the Servicer
                                  pursuant to Section 5.04 of the Mortgage Loan
                                  Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide
                                  Home Loans, Inc., as amended by the Amendment
                                  Number One to such agreement, dated February
                                  27, 2004, as modified by the related
                                  Acknowledgements (the "RWT/Countrywide
                                  Servicing Agreement").

                  99.12****       Report of Independent Accountant pursuant to
                                  Section 5.05 of the RWT/Countrywide Servicing
                                  Agreement.

      (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K      ITEMS REPORTED/FINANCIAL STATEMENTS FILED
---------------------------      -----------------------------------------
May 17, 2004                     Report filing Collateral Term Sheet

May 27, 2004                     Report filing Computational Materials

June 11, 2004                    Report filing the Pooling and Servicing
                                 Agreement and the Tax Opinion

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

October 6, 2004                  Trustee's Monthly Report for the September
                                 Distribution to Certificateholders

November 5, 2004                 Trustee's Monthly Report for the October
                                 Distribution to Certificateholders

December 3, 2004                 Trustee's Monthly Report for the November
                                 Distribution to Certificateholders

January 5, 2005                  Trustee's Monthly Report for the December
                                 Distribution to Certificateholders

--------------

* The document is not due to be delivered until March 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

** The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

*** The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**** The document is not due to be delivered until May 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SEQUOIA RESIDENTIAL FUNDING, INC.

                                  By:    /s/ Harold F. Zagunis
                                         -------------------------------------
                                  Name:  Harold F. Zagunis
                                  Title: Chief Financial Officer and Secretary


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

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, Bank of America, N.A., as Servicer, GMAC Mortgage Corporation, as Servicer, and Countrywide Home Loans, Inc., as Servicer.


Date: March 31, 2005


/s/ Harold F. Zagunis
------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7*** Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8*** Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9* Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10* Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11****      Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated
               February 27, 2004, as modified by the related Acknowledgements
               (the "RWT/Countrywide Servicing Agreement").

99.12****      Report of Independent Accountant pursuant to Section 5.05 of the
               RWT/Countrywide Servicing Agreement.

--------------

* The document is not due to be delivered until March 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

** The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

*** The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**** The document is not due to be delivered until May 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.