Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-03-31
CIK 1176320

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

FOR THE TRANSITION PERIOD FROM __________ TO _____________.

COMMISSION FILE NUMBER: 333-112334-01

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED APRIL 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-4, MORTGAGE PASS-THROUGH CERTIFICATES)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-4, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I..........................................................................      3
   ITEM 1  - BUSINESS...........................................................      3
   ITEM 2  - PROPERTIES.........................................................      3
   ITEM 3  - LEGAL PROCEEDINGS..................................................      3
   ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS...................................................      3

PART II.........................................................................      3
   ITEM 5  - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................      3
   ITEM 6  - SELECTED FINANCIAL DATA............................................      3
   ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................      3
   ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........      3
   ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................      3
   ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................      3
   ITEM 9A - CONTROLS AND PROCEDURES............................................      4
   ITEM 9B - OTHER INFORMATION..................................................      4

PART III........................................................................      4
   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
             THE REGISTRANT.....................................................      4
   ITEM 11 - EXECUTIVE COMPENSATION.............................................      4
   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..............................................      4
   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................      5
   ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................      5

PART IV.........................................................................      5
   ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K................................................      5

SIGNATURES......................................................................      8

CERTIFICATION...................................................................      9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT...............................................     10

INDEX TO EXHIBITS...............................................................     10

                                     PART I

ITEM 1  - BUSINESS

          Not Applicable.

ITEM 2  - PROPERTIES

          Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3  - LEGAL PROCEEDINGS

          The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-4 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

          The Certificates issued by the Trust are held by the Depository
Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were ten (10) holders of the Class A Certificates, one (1) holder of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, three
(3) holders of the Class B-1 Certificates, two (2) holders of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

CLASS A

Identification     Principal Amount Owned        Percentage of Outstanding Amount
--------------     ----------------------        --------------------------------
BANK OF NY           $    209,000,000                        26.25%
ML SFKPG             $     80,000,000                        10.01%
JPMCBNA              $    234,260,000                        29.30%
CITIBANK             $    195,511,000                        24.45%
SSB&T CO             $     44,000,000                         5.50%

CLASS X-1

Identification    Principal Amount Owned  Percentage of Outstanding Amount
--------------    ----------------------  --------------------------------
US BANK NA           $   799,511,000                   100%

CLASS X-2

Identification       Principal Amount Owned        Percentage of Outstanding Amount
--------------       ----------------------        --------------------------------
CITIBANK                 $   799,511,000                        100%

CLASS X-B

Identification       Principal Amount Owned        Percentage of Outstanding Amount
--------------       ----------------------        --------------------------------
CITIBANK                 $    22,962,000                       100.00%

CLASS B-1

Identification       Principal Amount Owned        Percentage of Outstanding Amount
--------------       ----------------------        --------------------------------
JPMCBNA                   $  4,612,000                        31.56%
LASALLE BK                $  5,000,000                        34.22%
PNC BK,NA                 $  5,000,000                        34.22%

CLASS B-2

Identification       Principal Amount Owned        Percentage of Outstanding Amount
--------------       ----------------------        --------------------------------
PNC BK,NA                $   4,000,000                        47.90%
US BANK NA               $   4,350,000                        52.10%

CLASS B-3

Identification       Principal Amount Owned        Percentage of Outstanding Amount
--------------       ----------------------        --------------------------------
WELLS BKNA               $     4,175,000                      100.00%

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

DATE OF REPORTS ON FORM 8-K    ITEMS REPORTED/FINANCIAL STATEMENTS FILED
April 15, 2004                 Report filing Collateral Term Sheet

April 29, 2004                 Report filing Computational Materials

May 11, 2004                   Report filing the Pooling and Servicing
                               Agreement and the Tax Opinion

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

                                 SEQUOIA RESIDENTIAL FUNDING, INC.

                                 By: /s/ Harold F. Zagunis
                                     -------------------------------------------
                                 Name:  Harold F. Zagunis
                                 Title: Chief Financial Officer and Secretary

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

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, Bank of America, N.A., as Servicer, and GMAC Mortgage Corporation, as Servicer.

Date: March 31, 2005

/s/ Harold F. Zagunis
--------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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