Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-4, MORTGAGE PASS-THROUGH CERTIFICATES

                                    INDEX

                                                                                       Page
                                                                                       ----
PART I      .........................................................................    3

            ITEM 1   -  BUSINESS.....................................................    3
            ITEM 2   -  PROPERTIES...................................................    3
            ITEM 3   -  LEGAL PROCEEDINGS............................................    3
            ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    3

PART II     .........................................................................    3

            ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...........    3
            ITEM 6   -  SELECTED FINANCIAL DATA......................................    3
            ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS .........................    3
            ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..    3
            ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    3
            ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE.....................................    3
            ITEM 9A  -  CONTROLS AND PROCEDURES......................................    4
            ITEM 9B  -  OTHER INFORMATION............................................    4

PART III    .........................................................................    4
            ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    4
            ITEM 11  -  EXECUTIVE COMPENSATION.......................................    4
            ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT...................................................    4
            ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  .............    5
            ITEM 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................    5
PART IV     .........................................................................    5
            ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K.....................................................    5

SIGNATURES ..........................................................................    8

CERTIFICATION .......................................................................    9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT....................................................   10

INDEX TO EXHIBITS ...................................................................   10

                                     PART I

ITEM 1  -   BUSINESS

            Not Applicable.

ITEM 2  -   PROPERTIES

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

CLASS A

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  BANK OF NY                $209,000,000                        26.25%
  ML SFKPG                  $ 80,000,000                        10.01%
  JPMCBNA                   $234,260,000                        29.30%
  CITIBANK                  $195,511,000                        24.45%
  SSB&T CO                  $ 44,000,000                         5.50%

CLASS X-1

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  US BANK NA                $799,511,000                          100%

CLASS X-2

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  CITIBANK                  $799,511,000                          100%

CLASS X-B

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  CITIBANK                   $22,962,000                        100.00%

CLASS B-1

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  JPMCBNA                     $4,612,000                        31.56%
  LASALLE BK                  $5,000,000                        34.22%
  PNC BK,NA                   $5,000,000                        34.22%

CLASS B-2

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  PNC BK,NA                   $4,000,000                        47.90%
  US BANK NA                  $4,350,000                        52.10%

CLASS B-3

Identification         Principal Amount Owned       Percentage of Outstanding Amount
--------------         ----------------------       --------------------------------
  WELLS BKNA                  $4,175,000                       100.00%

ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

99.8           Report of Independent Accountant pursuant to Section 11.21 of the
               RWT/Bank of America Servicing Agreement.

99.9           Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10          Report of Independent Accountant pursuant to Section 6.05 of the
               RWT/GMAC Servicing Agreement.

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

Date: May 31, 2005.

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

Date: May 31, 2005

/s/ Harold F. Zagunis
----------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9 Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10           Report of Independent Accountant pursuant to Section 6.05 of the
                RWT/GMAC Servicing Agreement.