Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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

FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-5, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I ...................................................................................      3

        ITEM 1  - BUSINESS ...............................................................      3

        ITEM 2  - PROPERTIES .............................................................      3

        ITEM 3  - LEGAL PROCEEDINGS ......................................................      3

        ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................      3

PART II ..................................................................................      3

        ITEM 5  - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ......................      3

        ITEM 6  - SELECTED FINANCIAL DATA ................................................      3

        ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS ..............................................      3

        ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............      3

        ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................      3

        ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ...................................................      3

        ITEM 9A - CONTROLS AND PROCEDURES ................................................      4

        ITEM 9B - OTHER INFORMATION ......................................................      4

PART III .................................................................................      4

        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................      4

        ITEM 11 - EXECUTIVE COMPENSATION .................................................      4

        ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........      4

        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................      6

        ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES .................................      6

PART IV ..................................................................................      6

        ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ........      6

SIGNATURES ...............................................................................      9

CERTIFICATION ............................................................................     10

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT ....................................................................     11

INDEX TO EXHIBITS ........................................................................     11

                                     PART I

ITEM 1 -  BUSINESS

          Not Applicable.

ITEM 2 -  PROPERTIES

          Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 -  LEGAL PROCEEDINGS

          The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-5 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

CLASS A-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                 $160,430,000                     29.01%
ML SFKPG                   $134,000,000                     24.23%
US BANK NA                 $ 36,930,000                     66.78%
CGM/SAL BR                 $42,0050,000                      7.60%

BNY/CDC-FP                 $ 40,050,000                      7.24%

MELLON TR                  $ 41,000,000                      7.41%

SSB&T CO                   $ 31,410,000                      5.68%

CLASS A-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
RBCCAPMKTS                  $30,000,000                      16.14%
JPMCBNA                     $18,500,000                       9.95%
SSB&T CO                    $78,500,000                      42.23%

NRTHRN TR                   $55,000,000                      29.59%

CLASS A-3

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                  $40,800,000                   54.40%
SSB&T CO                    $ 7,075,000                    9.43%

JPMCBNA                     $23,400,000                   31.12%

CLASS X-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
US BANK NA                 $260,867,000                   100.00%

CLASS X-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
CITIBANK                   $260,867,000                   100.00%

CLASS X-B

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
CITIBANK                   $23,373,000                    100%

CLASS B-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
INVSTERS BK                $3,000,000                     20.02%
WELLS BKNA                 $4,370,000                     29.38%
JPMC/RBS                   $5,000,000                     33.62%
JPMCBNA                    $2,504,000                     16.84%

CLASS B-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
INVSTRS BK                 $2,740,000                     32.23%
WELLS BKNA                 $2,000,000                     23.53%
JPMCBNA                    $1,000,000                     11.77%
SSB&T CO                   $2,759,000                     32.46%

CLASS B-3

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
WELLS BKNA                 $4,674,000                     100%

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

                      99.10         Report of Independent Accountant pursuant to
                                    Section 6.05 of the RWT/GMAC Servicing
                                    Agreement.

                      99.11 Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the
                                    "RWT/Countrywide Servicing Agreement").

                      99.12         Report of Independent Accountant pursuant to
                                    Section 5.05 of the RWT/Countrywide
                                    Servicing Agreement.

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

                                    SEQUOIA RESIDENTIAL FUNDING, INC.

                                    By: /s/ Harold F. Zagunis
                                        ---------------------
                                    Name: Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary
Date: May 31, 2005.

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

Date: May 31, 2005

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

  99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

  99.11 Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the "RWT/Countrywide Servicing Agreement").

  99.12 Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.