Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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

Securities registered pursuant           Securities registered pursuant to
to Section 12(b) of the Act:                 Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                       SEQUOIA RESIDENTIAL FUNDING, INC.
       SEQUOIA MORTGAGE TRUST 2004-1, MORTGAGE PASS-THROUGH CERTIFICATES

                                     INDEX

                                                                                            Page
PART I         ..........................................................................     3
               ITEM 1   - BUSINESS.......................................................     3
               ITEM 2   - PROPERTIES.....................................................     3
               ITEM 3   - LEGAL PROCEEDINGS..............................................     3
               ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     3

PART II        ..........................................................................     3
               ITEM 5   - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............     3
               ITEM 6   - SELECTED FINANCIAL DATA........................................     3
               ITEM 7   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................     3
               ITEM 7A  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....     3
               ITEM 8   - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     3
               ITEM 9   - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................     3
               ITEM 9A  - CONTROLS AND PROCEDURES........................................     4
               ITEM 9B  - OTHER INFORMATION..............................................     4

PART III       ..........................................................................     4
               ITEM 10  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............     4
               ITEM 11  - EXECUTIVE COMPENSATION.........................................     4
               ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT..........................................     4
               ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     5
               ITEM 14  - PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................     5

PART IV        ..........................................................................     5
               ITEM 15  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K............................................     5

SIGNATURES     ..........................................................................     8

CERTIFICATION............................................................................     9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT........................................................    10

INDEX TO EXHIBITS........................................................................    10

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

CLASS A

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
BANK OF NY          $    71,330,000                  11.86%
CITIBANK            $   133,915,000                  22.27%
JPMCBNA             $   140,760,000                  23.41%
SSB&T CO            $    99,705,000                  16.58%

CLASS X-1

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
BANK OF NY          $   116,270,000                  19.34%

MELLON TR           $    21,540,000                   3.58%
SSB&T CO            $   463,440,000                  77.08%

CLASS X-2

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  -------------------------------
CITIBANK            $   601,250,000                 100.00%

CLASS X-B

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
CITIBANK            $   15,312,000                  100.00%

CLASS B-1

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
SSB&T               $    3,575,000                   38.13%
WELLS BKNA          $    5,800,000                   61.87%

CLASS B-2

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
BANK OF NY          $    2,937,000                   49.47%

COMERICA            $    3,000,000                   50.53%

CLASS B-3

Identification  Principal Amount Owned  Percentage of Outstanding Amount
--------------  ----------------------  --------------------------------
WELLS BKNA          $    3,437,000                 100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Not Applicable.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as part of report:

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

                                   SEQUOIA RESIDENTIAL FUNDING, INC.

                                   By: /s/ Harold F. Zagunis
                                       ---------------------------------------
                                   Name: Harold F. Zagunis
                                   Title: Chief Financial Officer and Secretary

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

Date: May 31, 2005

/s/ Harold F. Zagunis
-------------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit no.   Description
----------    --------------------------------------------------------------------------
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