Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2003-8, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I       ....................................................................................    3
             ITEM 1     -   BUSINESS.............................................................    3
             ITEM 2     -   PROPERTIES...........................................................    3
             ITEM 3     -   LEGAL PROCEEDINGS....................................................    3
             ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS.....................................................    3

PART II      ....................................................................................    3
             ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........    3
             ITEM 6     -   SELECTED FINANCIAL DATA..............................................    3
             ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................    3
             ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........    3
             ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................    3
             ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................    3
             ITEM 9A    -   CONTROLS AND PROCEDURES..............................................    4
             ITEM 9B    -   OTHER INFORMATION....................................................    4

PART III     ....................................................................................    4
             ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                            THE REGISTRANT.......................................................    4
             ITEM 11    -   EXECUTIVE COMPENSATION...............................................    4
             ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT................................................    4
             ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................    5
             ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................    5

PART IV      ....................................................................................    6
             ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                            REPORTS ON FORM 8-K..................................................    6

SIGNATURES   ....................................................................................    8

CERTIFICATION....................................................................................    9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT................................................................   10

INDEX TO EXHIBITS................................................................................   10

                                     PART I

ITEM 1     - BUSINESS

             Not Applicable.

ITEM 2     - PROPERTIES

             Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3     - LEGAL PROCEEDINGS

             The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2003-8 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

CLASS A-1

       Identification   Principal Amount Owned   Percentage of Outstanding Amount
       --------------   ----------------------   --------------------------------
CITIBANK                     $ 183,500,000                     23.18%

MELLON TR                    $ 166,283,000                     21.00%
BARC/FIXED                   $  60,000,000                      7.58%
BNY/5TH3RD                   $  55,000,000                      6.95%

                             $ 127,185,000                     16.06%
ML SFKPG
NRTHN/TR S                   $  40,000,000                      5.05%

SSB&T CO                     $  95,685,000                     12.08

CLASS A-2

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
FORTIS LLC                   $  30,000,000                        20%
JPMCBNA                      $ 120,000,000                        80%

CLASS X-1

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
BANK OF NY                   $ 499,955,419                    53.09%
PNC BK,NA                    $ 384,202,581                    40.80%

CLASS X-2

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
CITIBANK                     $ 941,768,000                   100.00%

CLASS X-B

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
WELLS BKNA                   $ 224,470,000                   100.00%

CLASS B-1

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
JPMCBNA                      $ 14,166,000                       100%

CLASS B-2

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
CITIBANK                     $  3,304,000                     39.79%
COMERICA                     $  5,000,000                     60.21%

CLASS B-3

    Identification      Principal Amount Owned   Percentage of Outstanding Amount
    --------------      ----------------------   --------------------------------
WELLS BKNA                   $ 4,982,000                     100.00%

ITEM 13    -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Date: May 31, 2005

/s/ Harold F. Zagunis
----------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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