Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                     35-2170972
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

        ONE BELVEDERE PLACE
             SUITE 330
          MILL VALLEY, CA                                               94941
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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-2, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                   Page
                                                                                                                   ----
PART I      ......................................................................................................   3
            ITEM 1     -   BUSINESS...............................................................................   3
            ITEM 2     -   PROPERTIES.............................................................................   3
            ITEM 3     -   LEGAL PROCEEDINGS......................................................................   3
            ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS.......................................................................   3

PART II     ......................................................................................................   3
            ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES......................................   3
            ITEM 6     -   SELECTED FINANCIAL DATA................................................................   3
            ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................   3
            ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................   3
            ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................   3
            ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................................   3
            ITEM 9A    -   CONTROLS AND PROCEDURES................................................................   4
            ITEM 9B    -   OTHER INFORMATION......................................................................   4


PART III    ......................................................................................................   4
            ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT.........................................................................   4
            ITEM 11    -   EXECUTIVE COMPENSATION.................................................................   4
            ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT..................................................................   4
            ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................   5
            ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................   5

PART IV     ......................................................................................................   5
            ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K....................................................................   5

SIGNATURES  ......................................................................................................   8

CERTIFICATION.....................................................................................................   9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.................................................................................  10

INDEX TO EXHIBITS.................................................................................................  10

                                     PART I

ITEM  1 -   BUSINESS

            Not Applicable.

ITEM 2  -   PROPERTIES

            Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3  -   LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-2 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

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

            The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were twenty-one (21) holders of the Class A Certificates, one (1) holder of the Class X-1 Certificates, one (1) holder of the Class X-2 Certificates, one (1) holder of the Class X-B Certificates, one
(1) holder of the Class B-1 Certificates, two (2) holders of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

CLASS A

Identification        Principal Amount Owned     Percentage of Outstanding Amount
---------------       ----------------------     --------------------------------
 CITIBANK                 $135,000,000                       20.09%
 JPMCBNA                  $103,765,000                        15.4%
 ML SFKPG                 $175,000,000                       26.04%
 SSB&T CO                 $134,793,000                       20.06%

CLASS X-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
 ML SFKPG                 $671,998,000                      100%

CLASS X-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
  CITIBANK                $671,998,000                        100%

CLASS X-B

Identification          Principal Amount Owned   Percentage of Outstanding Amount
--------------          ----------------------   --------------------------------
  CITIBANK                  $18,550,000                     100.00%

CLASS B-1

Identification          Principal Amount Owned   Percentage of Outstanding Amount
--------------          ----------------------   --------------------------------
    SSB&T                    $11,550,000                   100.00%

CLASS B-2

Identification          Principal Amount Owned   Percentage of Outstanding Amount
--------------          ----------------------   --------------------------------
   COMERICA                $2,500,000                      35.71%
   SSB&T CO                $4,500,000                      64.28%

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM 15 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.       Financial Statements:

                           Not applicable.

                  2.       Financial Statement Schedules:

                           Not applicable.

                  3.       Exhibits:

Exhibit No.                                    Description
----------        -----------------------------------------------------------------------
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

DATE OF REPORTS ON FORM 8-K              ITEMS REPORTED/FINANCIAL STATEMENTS FILED
February 24, 2004              Report filing Computational Materials and Collateral Term Sheet

March 9, 2004                  Report filing the Pooling and Servicing Agreement and the
                               Tax Opinion

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

                               SEQUOIA RESIDENTIAL FUNDING, INC.

                               By: /s/ Harold F. Zagunis
                                   ---------------------------
                               Name:  Harold F. Zagunis
                               Title: Chief Financial Officer and Secretary

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

Date: May 31, 2005

/s/ Harold F. Zagunis
---------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   ITEM 15(C)

Exhibit No.       Description
----------        -----------
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