Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-05-31
CIK 1176320

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
          (State or other jurisdiction                (I.R.S. employer
       of incorporation or organization)              identification no.)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-3, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I       ...........................................................................      3

             ITEM 1  -   BUSINESS.......................................................      3

             ITEM 2  -   PROPERTIES.....................................................      3

             ITEM 3  -   LEGAL PROCEEDINGS..............................................      3

             ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS...............................................      3

PART II      ...........................................................................      3

             ITEM 5  -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............      3

             ITEM 6  -   SELECTED FINANCIAL DATA........................................      3

             ITEM 7  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................      3

             ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....      3

             ITEM 8  -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................      3

             ITEM 9  -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................      3

             ITEM 9A -   CONTROLS AND PROCEDURES........................................      4
             ITEM 9B -   OTHER INFORMATION..............................................      4

PART III     ...........................................................................      4

             ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF
                         THE REGISTRANT.................................................      4

             ITEM 11 -   EXECUTIVE COMPENSATION.........................................      4

             ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT..........................................      4

             ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................      5

             ITEM 14 -   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................      5

PART IV      ...........................................................................      5

             ITEM 15 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K............................................      5

SIGNATURES   ...........................................................................      8

CERTIFICATION...........................................................................      9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.......................................................     10

INDEX TO EXHIBITS.......................................................................     10

                                     PART I

ITEM  1 -   BUSINESS

            Not Applicable.

ITEM  2 -   PROPERTIES

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

CLASS A

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
CITIBANK                             $  425,000,000                              47.50%
BONY/SO GE                           $   45,000,000                               5.03%
BROWN BROS                           $   50,400,000                              56.33%
ML SFKPG                             $   79,135,000                               8.85%

CLASS M-1

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
INVESTRS BK                            $   2,000,000                             14.49%

JPMCBNA                                $   2,000,000                             14.49%

ML SFKPG                               $   9,800,000                             71.01%

CLASS M-2

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
COMERICA                               $    2,000,000                             21.74%
JPMCBNA                                $    5,200,000                             56.52%
WELLS BKNA                             $    2,000,000                             21.74%

CLASS M-B

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
WELLS BKNA                             $  2,300,000                             100.00%

ITEM  13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM  14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM  15 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                        99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

                        99.9 Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related
                                       Acknowledgements (the "RWT/Countrywide
                                       Servicing Agreement").

                        99.10 Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.

            (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

                  DATE OF REPORTS      ITEMS REPORTED/FINANCIAL STATEMENTS
                  ON FORM 8-K          FILED

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

                                             SEQUOIA RESIDENTIAL FUNDING, INC.

                                             By: /s/ Harold F. Zagunis
                                                 -----------------------------
                                             Name:  Harold F. Zagunis
                                             Title: Chief Financial Officer and
                                                    Secretary

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

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9                  Statement of Compliance of the Servicer pursuant to
                      Section 5.04 of the Mortgage Loan Purchase and Servicing
                      Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment
                      Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the
                      "RWT/Countrywide Servicing Agreement").

99.10 Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.