Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-12-05
CIK 1176320

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

Indicate by check-mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [X]

Indicate by check-mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] or No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

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

                  3.    Exhibits:

                        Exhibit No.   Description
                        31.1          Sarbanes-Oxley Certification.

                        99.1 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/Morgan
                                      Servicing Agreement").

                        99.2 Report of Independent Registered Public Accounting Firm pursuant to
                                      Section 7.04(b) of the RWT/Morgan
                                      Servicing Agreement.

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

                        99.5 Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation ("Cendant") and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and Cendant, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/Cendant
                                      Servicing Agreement").

                        99.6 Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

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

Date: December 5, 2005.

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

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer and Bank of America, N.A., as Servicer.

Date: December 5, 2005

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

99.2 Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7 Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.