Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-12-05
CIK 1176320

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] or No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [ X ]

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

CLASS A-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                 $160,430,000                     29.01%
ML SFKPG                   $134,000,000                     24.23%
US BANK NA                 $ 36,930,000                      6.68%
CGM/SAL BR                  $42,050,000                      7.60%

BNY/CDC-FP                 $ 40,050,000                      7.24%

MELLON TR                  $ 41,000,000                      7.41%

SSB&T CO                   $ 31,410,000                      5.68%

CLASS A-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
RBCCAPMKTS                  $30,000,000                      16.14%
JPMCBNA                     $18,500,000                       9.95%
SSB&T CO                    $78,500,000                      42.23%

NRTHRN TR                   $55,000,000                      29.59%

CLASS A-3

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                  $40,800,000                   54.40%
SSB&T CO                    $ 7,075,000                    9.43%

JPMCBNA                     $23,400,000                   31.12%

CLASS X-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
US BANK NA                 $260,867,000                   100.00%

CLASS X-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
CITIBANK                   $260,867,000                   100.00%

CLASS X-B

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
CITIBANK                   $23,373,000                    100%

CLASS B-1

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
INVSTERS BK                $3,000,000                     20.02%
WELLS BKNA                 $4,370,000                     29.38%
JPMC/RBS                   $5,000,000                     33.62%
JPMCBNA                    $2,504,000                     16.84%

CLASS B-2

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
INVSTRS BK                 $2,740,000                     32.23%
WELLS BKNA                 $2,000,000                     23.53%
JPMCBNA                    $1,000,000                     11.77%
SSB&T CO                   $2,759,000                     32.46%

CLASS B-3

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
WELLS BKNA                 $4,674,000                     100%

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

Date: December 5, 2005

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