Form 10-K/A
period 2004-12-31
SEQUOIA RESIDENTIAL FUNDING INC
filed 2005-12-05
CIK 1176320

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes [ ] or No [X]

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

CLASS A

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
CITIBANK                             $  425,000,000                              47.50%
BONY/SO GE                           $   45,000,000                               5.03%
BROWN BROS                           $   50,400,000                               5.63%
ML SFKPG                             $   79,135,000                               8.85%

CLASS M-1

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
INVESTRS BK                            $   2,000,000                             14.49%

JPMCBNA                                $   2,000,000                             14.49%

ML SFKPG                               $   9,800,000                             71.01%

CLASS M-2

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
COMERICA                               $    2,000,000                             21.74%
JPMCBNA                                $    5,200,000                             56.52%
WELLS BKNA                             $    2,000,000                             21.74%

CLASS M-B

Identification                    Principal Amount Owned            Percentage of Outstanding Amount
--------------                    ----------------------            --------------------------------
WELLS BKNA                             $  2,300,000                             100.00%

ITEM  13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM  14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM  15 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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